Form 10-Q
period 1996-03-31
REVERE PAUL CORP /MA/
filed 1996-05-13
CIK 910648

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

For the Quarterly Period Ended March 31, 1996     Commission File Number 1-12266

           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                          THE PAUL REVERE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               MASSACHUSETTS                              04-3176707
      -------------------------------                 -------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification no.)


18 CHESTNUT STREET, WORCESTER, MASSACHUSETTS              01608-1528
- - --------------------------------------------          -------------------
  (Address of Principal Executive Offices)                (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (508) 799-4441
                                                           --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The numbers of shares of common stock outstanding as of May 1, 1996, was 45,000,000.

                          THE PAUL REVERE CORPORATION

                              INDEX TO FORM 10-Q

                                                                          PAGE
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Consolidated Statements of Income -
            Three Months Ended March 31, 1996 and 1995                      3

          Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                            4

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                      5

          Notes to Consolidated Financial Statements                        6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      7 - 11


PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES                                                                 13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         THE PAUL REVERE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                (UNAUDITED)
                                                                        THREE MONTHS ENDED MARCH 31
                                                                        ---------------------------
                                                                           1996             1995
                                                                        ----------       ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Premiums, policy and contract charges and fees                       $  281,278       $  253,906
   Net investment income                                                    98,111           98,317
   Net realized investment gains                                             4,250            6,143
                                                                        ----------       ----------
Total revenues                                                             383,639          358,366
                                                                        ----------       ----------

Benefits, claims and expenses:
   Benefits to policyholders                                               255,909          243,025
   Commissions and other expenses                                           77,669           69,628
   Amortization of deferred costs:
      Deferred policy acquisition costs                                     14,223           14,052
      Value assigned purchased insurance in force                            1,743            1,619
   Goodwill amortization                                                     2,070            2,070
                                                                        ----------       ----------
Total benefits, claims and expenses                                        351,614          330,394
                                                                        ----------       ----------
Income before income taxes                                                  32,025           27,972
Income taxes                                                                12,172           10,725
                                                                        ----------       ----------
Net income                                                              $   19,853       $   17,247
                                                                        ==========       ==========

Net income per common share                                             $     0.44       $     0.38
                                                                        ==========       ==========
Weighted average number of common shares
   outstanding                                                          45,000,000       45,000,000
                                                                        ==========       ==========

Dividends paid per common share                                         $     0.06       $     0.06
                                                                        ==========       ==========

          See accompanying notes to consolidated financial statements.

                         THE PAUL REVERE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                                MARCH 31,     DECEMBER 31,
                                                                                  1996            1995
                                                                              ------------    ------------
                                                                                     (IN THOUSANDS)
                                    ASSETS
Investments:
   Available for sale:
      Fixed maturities - at fair value (cost: $4,465,333 in 1996 and
         $4,218,437 in 1995)                                                  $  4,563,950    $  4,619,841
      Equity securities - at market (cost: $34,556 in 1996 and
         $28,370 in 1995)                                                           40,446          32,744
      Investment in Textron common stock - at market (cost: $19,811
         in 1996 and 1995)                                                          67,276          57,257
      Short-term investments                                                        92,596          71,326
   Mortgage loans                                                                  308,236         309,046
   Real estate                                                                       9,721           9,291
   Policy loans                                                                     73,019          73,933
   Other invested assets                                                            32,108          31,604
                                                                              ------------    ------------
Total investments                                                                5,187,352       5,205,042
Cash                                                                                     -          14,970
Accrued investment income                                                           75,758          80,993
Premiums due                                                                        21,068          21,396
Deferred policy acquisition costs                                                  921,917         775,651
Value assigned purchased insurance in force                                         64,235          66,894
Reinsurance recoverable                                                            494,491         494,313
Goodwill, net of accumulated amortization of $93,062 in
   1996 and $90,992 in 1995                                                        113,738         115,808
Property and equipment, net of accumulated depreciation of
   $67,745 in 1996 and $66,612 in 1995                                              34,564          35,386
Other assets                                                                        99,157         190,031
Assets held in separate accounts                                                    23,974          43,201
                                                                              ------------    ------------
Total assets                                                                  $  7,036,254    $  7,043,685
                                                                              ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                                     $  1,369,311    $  1,371,297
   Unpaid claims and claim expenses                                              1,935,766       1,852,298
   Other policyholder funds                                                      1,884,351       1,876,324
   Notes payable                                                                    42,034          38,020
   Income taxes                                                                    314,919         366,094
   Other liabilities                                                               161,203         103,072
   Liabilities related to separate accounts                                         23,974          43,201
                                                                              ------------    ------------
Total liabilities                                                                5,731,558       5,650,306
Shareholders' equity:
   Common stock, par value $1.00 per share, 100,000,000
       shares authorized; 45,000,000 shares issued and outstanding                  45,000          45,000
   Additional paid-in capital                                                      560,134         560,134
   Securities valuation adjustment                                                  91,174         197,090
   Foreign currency translation adjustment                                         (11,607)        (11,687)
   Retained earnings                                                               619,995         602,842
                                                                              ------------    ------------
Total shareholders' equity                                                       1,304,696       1,393,379
                                                                              ------------    ------------
Total liabilities and shareholders' equity                                    $  7,036,254    $  7,043,685
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                         THE PAUL REVERE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      (UNAUDITED)
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1996            1995
                                                                              ------------    ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $     19,853    $     17,247
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Increase in future policy benefits, unpaid claims and
      other policyholder funds                                                     110,151         148,435
   Amortization and depreciation                                                     8,578           9,287
   Additions to deferred policy acquisition costs                                  (38,873)        (43,733)
   Increase in income tax liability                                                  7,630          12,167
   Increase (decrease) in other assets/liabilities                                  57,361         (26,364)
   Net realized investment gains                                                    (4,250)         (6,143)
   Decrease in accrued investment income                                             5,224           5,620
   Other, net                                                                          756           4,498
                                                                              ------------    ------------
Net cash provided by operating activities                                          166,430         121,014
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities held to maturity:
   Proceeds from sales                                                                   -               -
   Proceeds from maturities and calls                                                    -          10,058
   Purchases                                                                             -         (76,055)
Fixed maturities and marketable equity securities and short-term investments available for sale:
   Proceeds of sales                                                               251,483          65,023
   Proceeds from maturities and calls                                               62,501          24,896
   Purchases                                                                      (502,772)       (218,353)
(Increase) decrease in other, net                                                     (216)         13,428
(Increase) decrease in policy loans, net                                               914          (1,079)
Capital expenditures                                                                  (799)           (523)
                                                                              ------------    ------------
Net cash used in investing activities                                             (188,889)       (182,605)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft                                                          31,443          23,415
Dividends to shareholders                                                           (2,700)         (2,700)
Increase (decrease) in notes payable                                                 4,000          (1,130)
Receipts from interest-sensitive products                                           45,420          87,764
Return of account balances on interest-sensitive products                          (62,129)        (44,832)
                                                                              ------------    ------------
Net cash provided by financing activities                                           16,034          62,517
Effect of foreign exchange rate changes on cash                                     (8,545)           (926)
                                                                              ------------    ------------
Net change in cash                                                                 (14,970)              -
Cash at beginning of period                                                         14,970               -
                                                                              ------------    ------------
Cash at end of period                                                         $          -    $          -
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

THE PAUL REVERE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Paul Revere Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 1996 and December 31, 1995 and its consolidated statements of income and consolidated cash flows for each of the respective three month periods ended March 31, 1996 and March 31, 1995, have been included. Certain 1995 amounts have been reclassified to conform to the current year's presentation. Interim results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1995.


NOTE 2.  LITIGATION AND CONTINGENCIES

     In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1996. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated net income or financial condition of the Company.

     The laws of many states in which the Company's insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the benefits payable under policies issued by other insurance companies admitted in the particular state up to statutory levels. While the amount of any assessments which may be made in the future cannot be predicted, the Company does not believe the total assessments, if any, will be material to its operating results or financial position.


NOTE 3.  SUBSEQUENT EVENTS

     On April 10, 1996, in connection with a previously approved commitment, Textron Inc. ("Textron") purchased 424,125 shares of its common stock from the Company. This purchase, which represented the third of four such annual installments, was made at $78.623 per share, resulting in realized investment gains to the Company of $23.3 million, before income taxes. The Company valued these shares at the purchase price in the accompanying balance sheet at March 31, 1996.

     On April 29, 1996, the Company and Provident Companies, Inc. ("Provident") announced they had signed a definitive merger agreement. The transaction, valued at approximately $1.2 billion, has been approved by boards of directors of both companies. Under the agreement, the Company's shareholders may elect to receive a) $26.00 per share in cash; or b) a combination of $20.00 in cash and a number of shares of Provident common stock equal to the product of $6.00 and the exchange ratio; or c) a number of shares of Provident common stock equal to the product of $26.00 and the exchange ratio. The exchange ratio is based on the Provident common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts. Textron, which owns approximately 83% of the Company's outstanding common shares, has agreed to support the merger, which, subject to shareholder and regulatory approval, is expected to close during the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE PAUL REVERE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net income for the quarter ended March 31, 1996 was $19.9 million or $0.44 per share as compared to $17.2 million or $0.38 per share for the comparable quarter of 1995, an increase of 15.1%. Revenues for the quarter ended March 31, 1996 increased 7.1% to $383.6 million as compared to $358.4 million for the comparable period in 1995.

INCOME BEFORE INCOME TAXES

     Income before income taxes for the first quarter increased $4.1 million, or 14.5%, to $32.0 million from $28.0 million during the first quarter of 1995. Income before income taxes for the business segments of the Company for the three months ended March 31, 1996 and 1995, respectively, were as follows:

                                                               THREE MONTHS ENDED MARCH 31
                                                      ---------------------------------------------
                                                                                   $           %
                                                        1996         1995        CHANGE      CHANGE
                                                      --------     --------     --------     ------
                                                                 (DOLLARS IN THOUSANDS)
Individual Disability Insurance                       $ 12,644     $ 11,797     $    847       7.2%

Group Insurance                                          4,132        4,779         (647)    (13.5)

Individual Life Insurance                                6,204        2,787        3,417     122.6

Financial Products                                       8,847        8,431          416       4.9

Corporate                                                  198          178           20      11.2
                                                      --------     --------     --------     ------
                                                      $ 32,025     $ 27,972     $  4,053      14.5%
                                                      ========     ========     ========     ======

PREMIUMS, POLICY AND CONTRACT CHARGES AND FEES

     Premiums, policy and contract charges and fees for the first quarter increased $25.8 million, or 10.2%, to $279.7 million from $253.9 million during the first quarter of 1995. Premiums, policy and contract charges and fees for the business segments of the Company for the three months ended March 31, 1996 and 1995, respectively, were as follows:

                                                               THREE MONTHS ENDED MARCH 31
                                                      ---------------------------------------------
                                                                                   $           %
                                                        1996         1995        CHANGE      CHANGE
                                                      --------     --------     --------     ------
                                                                 (DOLLARS IN THOUSANDS)
Individual Disability Insurance                       $196,318     $178,304     $ 18,014      10.1%

Group Insurance                                         73,341       64,094        9,247      14.4

Individual Life Insurance                                8,452        8,970         (518)     (5.8)

Financial Products                                       1,606        2,538         (932)    (36.7)

Corporate                                                    -            -            -         -
                                                      --------     --------     --------     ------
                                                      $279,717     $253,906     $ 25,811      10.2%
                                                      ========     ========     ========     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


INDIVIDUAL DISABILITY INSURANCE SEGMENT

     The Individual Disability Insurance segment reported increased income before income taxes for the three months ended March 31, 1996 as compared to the same period in 1995, primarily attributable to increased premiums and fees partially offset by reduced net investment income, including net realized investment gains, and increased benefit and commission costs.
United States morbidity was adversely impacted by lower claim termination rates on policies in the previously identified problem areas, specifically those issued to physicians, during 1985-1989, and in Florida and California. The Company continued its efforts to improve operating results in this segment through new products, pricing and underwriting adjustments as well as a continued emphasis on claims management. The segment's benefit ratio was 84.0% in the first quarter of 1996, compared to 89.4% during the same period in the prior year and 81.5% in the fourth quarter of 1995. Management continues to be optimistic that the segment will experience overall improvement in the benefit ratio this year. Commissions and other expenses increased to $50.5 million in the first quarter, an increase of 14.6% as compared to $44.1 million in the comparable period in the prior year. The increased commissions are primarily attributable to a 13% increase in renewal premiums in this segment resulting from improved persistency. Persistency was 95.2% for the quarter ended March 31, 1996 as compared to 93.3% during the similar period in the prior year.

GROUP INSURANCE SEGMENT

     For the three months ended March 31, 1996, the Group Insurance segment reported decreased income before income taxes as compared to the corresponding period of the prior year. However, the prior year results included a positive impact of $1.6 million as a result of the Company's decision to terminate an excess reinsurance agreement and reassume the obligations which were previously ceded under the contract. Excluding this impact, income before income taxes in this segment increased 30.0%, to $4.1 million, primarily attributable to increased premium volume, including a 14.7% increase in disability premiums reflecting management's continued emphasis on this product, increased net investment income and improved expense ratios partially offset by slightly elevated benefit ratios. Net investment income increased $1.7 million to $9.1 million for the quarter ended March 31, 1996, an increase of 22.4%, as the growth in invested assets more than offset a decline in portfolio yields. The expense ratio for this segment was 29.5% for the first quarter ended March 31, 1996, compared to 30.4% during the comparable period of the prior year, due to the impact of various expense initiatives.

INDIVIDUAL LIFE INSURANCE SEGMENT

     Income before income taxes in the Individual Life Insurance segment for the three months ended March 31, 1996 increased 122.6% to $6.2 million as compared to $2.8 million for the quarter ended March 31, 1995, primarily attributable to a combination of improved benefit and expense ratios. Additionally, during the quarter ended March 31, 1996, the Company recorded a gain of $1.6 million in U.S. dollars, before income taxes, in connection with an agreement with Imperial Life Assurance of Canada ("Imperial"), whereby Imperial acquired the Company's Canadian individual life insurance portfolio.
 This transaction enables the Company to continue to focus its resources on its Canadian disability insurance line of business.

FINANCIAL PRODUCTS SEGMENT

     The increase in income before income taxes in the Financial Products segment for the three months ended March 31, 1996, as compared to the same period in the prior year is primarily attributable to improved gross margins, partially offset by reduced net realized investment gains.

     The gross margin on financial products is calculated to be the spread between investment income, including earnings on assets representing surplus, and interest credited to policyholders. In the first quarter of 1996, the financial products' segment gross margin increased relative to the first quarter of 1995. The spread for the first quarter of 1996 was approximately 210 basis points which compares to a spread of 178 basis points for the first quarter of 1995 and an annual spread of 184 basis points for 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


NET INVESTMENT INCOME

     Net investment income remained relatively flat during the three months ended March 31, 1996 as compared to the same period last year, decreasing $0.2 million (0.2%). Net investment income for the first quarter of the prior year included the receipt of $3.5 million representing the interest portion of a federal income tax refund related to prior years. Excluding this item, net investment income would have increased $3.3 million or 3.5% as the growth in invested assets more than offset a decline in portfolio yields.
 The average yield on the Company's portfolio of invested assets was 7.9% and 8.0% for the quarters ended March 31, 1996 and 1995, respectively.

NET REALIZED INVESTMENT GAINS

     Net realized investment gains totaled $4.3 million for the three months ended March 31, 1996, a decrease of $1.9 million, as compared to the comparable period in the prior year. This decrease was attributable to significant investment gains generated from the Company's convertible bond portfolio and to two sales of equity securities in the prior year.

INCOME TAXES

     Income taxes increased for the three months ended March 31, 1996, as compared with the same period last year due to the increase in pretax income.

INVESTMENTS

     The Company's investment portfolio is segmented by product line, with specific investment policies tailored to each product line and developed within the overall corporate investment policy. Within each investment segment, the Company attempts to select investments with expected cash flows that will match as closely as possible the expected cash flow requirements of the related insurance or annuity products. The Company's investment strategy is to maintain a predominantly investment grade, fixed maturity portfolio of diversified investments, to provide liquidity for insurance obligations and to maximize total return through prudent investment management.

     The composition of the Company's $5,187.4 million of investments was as follows:

                            INVESTMENT COMPOSITION

                                                             MARCH 31, 1996
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
          Available for sale:
             Fixed maturities                            $4,563,950       88.0%
             Equity securities                              107,722        2.1
             Short-term investments                          92,596        1.8
          Mortgage loans                                    308,236        5.9
          Real estate                                         9,721        0.2
          Policy loans                                       73,019        1.4
          Other invested assets                              32,108        0.6
                                                         ----------      ------
                                                         $5,187,352      100.0%
                                                         ==========      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     AVAILABLE FOR SALE. The fair value of fixed maturities available for sale was $4,564.0 million at March 31, 1996, or $98.6 million above the aggregate amortized cost of these securities. This compares to securities with a fair value of $4,619.8 million at December 31, 1995, which were $401.4 million above their aggregate amortized cost. At March 31, 1996, $116.6 million of fixed maturities available for sale were below investment grade. These securities represented 2.2% of the Company's total investments. This compares to $114.2 million of securities at December 31, 1995, or 2.2% of the Company's total investments.

     The fair value of equity securities was $107.7 million and $90.0 million, respectively, at March 31, 1996 and December 31, 1995. Fair values of those securities exceeded their cost by $53.4 million and $41.8 million at March 31, 1996 and December 31, 1995, respectively.

     The Company's largest single equity investment, 848,250 shares of the common stock of Textron, represented $47.5 million and $37.4 million of the excess over cost at March 31, 1996 and December 31, 1995, respectively. The Company has an agreement with Textron whereby these shares are redeemable at any time, at the Company's option, at the quoted market price of Textron's registered common stock at the redemption date. The Company and Textron entered into a stock purchase agreement pursuant to which Textron is purchasing all of the shares of Textron common stock owned by the Company in four annual installments of 424,125 shares each, beginning on April 10, 1994, at a share price to be equal to the average closing price of Textron's stock over the quarter preceding each such purchase. The third of these purchases occurred as scheduled in April 1996 at $78.623 per share, resulting in realized investment gains to the Company of $23.3 million, before income taxes.

     MORTGAGE LOANS AND REAL ESTATE. The book value of the Company's mortgage loans was $308.2 million and $309.0 million, respectively, at March 31, 1996 and December 31, 1995. The book value of the Company's real estate was $9.7 million and $9.3 million, respectively, at March 31, 1996 and December 31, 1995. In light of the size of the Company's mortgage and direct real estate portfolios, adequate diversification and low level of historical losses, the Company believes its allowance for other than temporary declines in value of mortgages and real estate of $7.3 million at March 31, 1996, makes adequate provision for potential losses.

LIQUIDITY AND CAPITAL RESOURCES

     HOLDING COMPANY STRUCTURE. The Paul Revere Corporation is a holding company the principal asset of which is the common stock of The Paul Revere Life Insurance Company, which in turn owns all the common stock of The Paul Revere Protective Life Insurance Company and The Paul Revere Variable Annuity Insurance Company.

     As a holding company, the Company's principal source of cash needed to meet its obligations and to pay dividends is the receipt of dividends from The Paul Revere Life Insurance Company (a Massachusetts-domiciled insurance company). The maximum annual dividend which The Paul Revere Life Insurance Company is permitted to pay without the prior approval of the Massachusetts Insurance Commissioner is the greater of (a) 10% of The Paul Revere Life Insurance Company's surplus to policyholders as of the thirty-first day of December next preceding or (b) The Paul Revere Life Insurance Company's statutory net gain from operations for the twelve-month period ending the thirty-first day of December next preceding. Legislation enacted in Massachusetts during 1993 further provides that any dividend not paid out of earned surplus be made only with prior approval of the Massachusetts Insurance Commissioner. Up to $37.6 million is available for the payment of dividends by The Paul Revere Life Insurance Company without regulatory approval in 1996. The Company paid a regular quarterly cash dividend of $0.06 per share on March 29, 1996 to shareholders of record on March 8, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     OTHER SOURCES AND USES OF FUNDS. The Company's principal uses of funds are to pay benefits to policyholders (including benefits paid and surrenders), returns of account balances on interest-sensitive products (including withdrawals of policyholder account balances on interest-sensitive life and financial products), operating expenses, debt obligations and dividends to its shareholders. In September 1994, the Company restructured its existing $75 million bankers acceptance credit facility into a $100 million multi-bank revolving credit facility, consisting of a bankers acceptance portion as well as revolving loans at either a prime or Eurodollar rate of interest. In September 1995, the limit of the facility was extended through September 30, 1998, with a single one-year option remaining. The facility limit is permanently reducible at the Company's option. The proceeds of borrowings under the agreement have generally been contributed to the Company's operating subsidiaries as statutory capital to support the subsidiaries' business growth.

     Under the terms of the bankers acceptance portion, the operating subsidiaries may invest in bankers acceptances of the bank group and may, at their sole discretion, hold such investments to maturity. As long as the Company and its subsidiaries elect to make and hold such investments, the Company is permitted to offset obligations to and from the bank group, and there is no net increase in the Company's consolidated liquidity or its consolidated debt. While individual borrowings by the Company have interim maturities of $70.4 million in 1996, the credit facility guarantees the Company the right to renew these borrowings up to the limit of the facility. In addition, under the terms of the revolving loan portion of this agreement, at March 31, 1996, the Company had outstanding borrowings of $20.0 million, including accrued interest. These borrowings are unsecured and bear the prime rate of interest.

     In addition to its multi-bank revolving credit facility, in November 1995, the Company established a $25.0 million revolving credit agreement with a single bank. Borrowings of $22.0 million including accrued interest were outstanding at March 31, 1996. These borrowings, which were repaid in April 1996, are unsecured and bear the prime rate of interest.

     The Company maintains additional lines of credit totaling $35.0 million for short-term funding of investment purchases, and other short-term cash requirements against which no borrowings were outstanding at March 31, 1996.

     Principal sources of funds at the insurance companies are premiums and policy charges and deposits on interest-sensitive insurance policies and annuities, net investment income and proceeds from investments sold, called or matured. Given The Paul Revere Life Insurance Company's historically adequate cash flow and current financial results, management of the Company believes that the cash flow from operating activities will continue to provide sufficient liquidity for the operations of both the insurance companies and the holding company, so that the Company will be able to meet its obligations and pay dividends to its shareholders. The ability of the Company to pay its operating expenses, meet debt service obligations and pay dividends in future years will depend upon the availability to the Company of sufficient funds from its subsidiary insurance companies.

RATINGS

     In March 1996, the A. M. Best Company rating service reaffirmed the A (Excellent) rating for the Company's primary insurance subsidiary, The Paul Revere Life Insurance Company and other insurance subsidiaries, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company. In December 1995, the Standard and Poor's rating service reaffirmed the AA- (Excellent) claims-paying ability rating to the Company's primary insurance subsidiary, The Paul Revere Life Insurance Company and other insurance subsidiaries, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company. Also in December 1995, Moody's Investors Service Inc. assigned the A2 insurance financial strength rating to The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company.

THE PAUL REVERE CORPORATION
MARCH 31, 1996


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
              No exhibits are filed with this report.

         (B)  REPORTS ON FORM 8-K
              The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1996.

THE PAUL REVERE CORPORATION
MARCH 31, 1996


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE PAUL REVERE CORPORATION
                                   --------------------------------------------
                                           (Registrant)





Date  MAY 13, 1996                 /s/ James A. Hilbert
      ------------                 --------------------------------------------
                                   James A. Hilbert
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)