Form 10-Q
period 1996-06-30
REVERE PAUL CORP /MA/
filed 1996-08-14
CIK 910648

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                ______________

                                  FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the Quarterly Period Ended June 30, 1996      Commission File Number 1-12266


               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                            THE PAUL REVERE CORPORATION
                 (Exact name of registrant as specified in its charter)

          Massachusetts                              04-3176707
 (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                 Identification no.)

18 Chestnut Street, Worcester, Massachusetts         01608-1528
(Address of Principal Executive Offices)              (Zip Code)

           Registrant's Telephone Number, Including Area Code:  (508) 799-4441

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

The number of shares of common stock outstanding as of July 31, 1996, was 45,000,000.

                          THE PAUL REVERE CORPORATION

                              INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

    Consolidated Statements of Income -
     Three and Six Months Ended June 30, 1996 and 1995          3

    Consolidated Balance Sheets -
     June 30, 1996 and December 31, 1995                        4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1996 and 1995                    5

    Notes to Consolidated Financial Statements                  6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS               7 - 12


PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                      13


SIGNATURES                                                     14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             THE PAUL REVERE CORPORATION
                         CONSOLIDATED STATEMENTS  OF INCOME

                                                                           (UNAUDITED)
                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                             --------                       --------
                                                         1996         1995              1996         1995
                                                      ---------     --------          -------       ------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Revenues:
   Premiums, policy and contract charges and fees    $   279,764   $   262,278     $   561,042   $   516,184
   Net investment income                                 100,427        99,155         198,538       197,472
   Net realized investment gains                          25,899        15,728          30,149        21,871
                                                     -----------   -----------     -----------   -----------
Total revenues                                           406,090       377,161         789,729       735,527
                                                     -----------   -----------     -----------   -----------
Benefits, claims and expenses:
   Benefits to policyholders                             274,543       247,761         530,452       490,786
   Commissions and other expenses                         77,931        71,963         155,600       141,591
   Amortization of deferred costs:
      Deferred policy acquisition costs                   14,558        13,070          28,781        27,122
      Value assigned purchased insurance in force            596         1,655           2,339         3,274
   Goodwill amortization                                   2,070         2,070           4,140         4,140
                                                     -----------   -----------     -----------   -----------
Total benefits, claims and expenses                      369,698       336,519         721,312       666,913
                                                     -----------   -----------     -----------   -----------
Income before income taxes                                36,392        40,642          68,417        68,614
Income taxes                                              13,731        15,248          25,903        25,973
                                                     -----------   -----------     -----------   -----------
Net income                                               $22,661       $25,394         $42,514       $42,641
                                                     -----------   -----------     -----------   -----------
                                                     -----------   -----------     -----------   -----------

Net income per common share                              $  0.50       $  0.56         $  0.94       $  0.95
                                                     -----------   -----------     -----------   -----------
                                                     -----------   -----------     -----------   -----------

Weighted average number of
 common shares outstanding                            45,000,000    45,000,000      45,000,000    45,000,000
                                                     -----------   -----------     -----------   -----------
                                                     -----------   -----------     -----------   -----------

Dividends paid per common share                          $  0.06       $  0.06         $  0.12       $  0.12
                                                     -----------   -----------     -----------   -----------
                                                     -----------   -----------     -----------   -----------

          See accompanying notes to consolidated financial statements.

                            THE PAUL REVERE CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)
                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996            1995
                                                                    ----------       ------------
                                                                           (IN THOUSANDS)

                                     ASSETS
Investments:
 Available for sale:
  Fixed maturities - at fair value
    (cost: $4,639,211 in 1996 and
    $4,218,437 in 1995)                                             $4,670,235        $4,619,841
  Equity securities - at market (cost:
    $38,954 in 1996 and $28,370 in 1995)                                46,091            32,744
  Investment in Textron common stock - at market
    (cost: $9,795 in 1996 and $19,811 in 1995)                          33,877            57,257
  Short-term investments                                                35,486            71,326
  Mortgage loans                                                       332,900           309,046
  Real estate                                                            4,519             9,291
  Policy loans                                                          73,689            73,933
  Other invested assets                                                 31,339            31,604
                                                                    ----------        ----------
 Total investments                                                   5,228,136         5,205,042
 Cash                                                                        -            14,970
 Accrued investment income                                              88,313            80,993
 Premiums due                                                           21,191            21,396
 Deferred policy acquisition costs                                     949,442           775,651
 Value assigned purchased insurance in force                            63,401            66,894
 Reinsurance recoverable                                               482,429           494,313
 Goodwill, net of accumulated amortization
   of $95,132 in 1996 and $90,992 in 1995                              111,668           115,808
 Property and equipment, net of accumulated
   depreciation of $69,233 in 1996 and
   $66,612 in 1995                                                      34,009            35,386
 Other assets                                                           90,082           190,031
 Assets held in separate account                                        24,465            43,201
                                                                    ----------        ----------
 Total assets                                                       $7,093,136        $7,043,685
                                                                    ----------        ----------
                                                                    ----------        ----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Future policy benefits                                             $1,400,746        $1,371,297
 Unpaid claims and claim expenses                                    2,023,985         1,852,298
 Other policyholder funds                                            1,909,554         1,876,324
 Securities sold under agreements to repurchase                         52,928                 -
 Notes payable                                                          18,722            38,020
 Income taxes                                                          271,915           366,094
 Other liabilities                                                     120,815           103,072
 Liabilities related to separate account                                24,465            43,201
                                                                    ----------        ----------
Total liabilities                                                    5,823,130         5,650,306
Shareholders' equity:
 Common stock, par value $1.00 per share,
   100,000,000 shares authorized; 45,000,000
   shares issued and outstanding                                        45,000            45,000
 Additional paid-in capital                                            560,134           560,134
 Securities valuation adjustment                                        37,291           197,090
 Foreign currency translation adjustment                               (12,375)          (11,687)
 Retained earnings                                                     639,956           602,842
                                                                    ----------        ----------

Total shareholders' equity                                           1,270,006         1,393,379
                                                                    ----------        ----------
Total liabilities and shareholders' equity                          $7,093,136        $7,043,685
                                                                    ----------        ----------
                                                                    ----------        ----------


          See accompanying notes to consolidated financial statements.

                         THE PAUL REVERE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                (UNAUDITED)
                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                             1996          1995
                                                         -----------    -----------
                                                               (IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  42,514      $  42,641
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Increase in future policy benefits,
  unpaid claims and other policyholder funds                 297,746       269,524
   Amortization and depreciation                              11,009        14,127
   Additions to deferred policy acquisition costs            (75,128)      (88,672)
   (Decrease) increase in income tax liability                (5,398)       17,188
   Decrease in other assets/liabilities                       (7,762)       (3,971)
   Net realized investment gains                             (30,149)      (21,870)
   Increase in accrued investment income                      (7,349)       (4,001)
   Other, net                                                    698         1,426
                                                           ---------      ---------
Net cash provided by operating activities                    226,181        226,392
                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities held to maturity:
  Proceeds from sales                                              -              -
  Proceeds from maturities and calls                               -         13,508
  Purchases                                                        -       (126,004)
Fixed maturities, marketable equity securities
 and short-term investments available for sale:
  Proceeds from sales                                        432,168        255,891
  Proceeds from maturities and calls                         103,401         56,123
  Purchases                                                 (789,052)      (481,172)
Increase in other, net                                       (18,610)       (19,081)
Decrease (increase) in policy loans, net                         244         (2,050)
Capital expenditures                                          (1,924)        (1,321)
                                                           ---------      ---------
Net cash used in investing activities                       (273,773)      (304,106)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft                                    28,772         18,747
Dividends to shareholders                                     (5,400)        (5,400)
Decrease in notes payable                                    (19,500)       (15,079)
Securities sold under agreements to repurchase                52,928              -
Receipts from interest-sensitive products                     96,889        162,676
Return of account balances on interest-
 sensitive products                                         (113,458)       (84,151)
                                                           ---------      ---------
Net cash provided by financing activities                     40,231         76,793
Effect of foreign exchange rate changes on cash              (7,609)            921
                                                           ---------      ---------
Net change in cash                                          (14,970)              -
Cash at beginning of period                                  14,970               -
                                                           ---------      ---------
Cash at end of period                                      $       -      $       -
                                                           ---------      ---------
                                                           ---------      ---------


           See accompanying notes to consolidated financial statements.

THE PAUL REVERE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE 1.  BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of The Paul Revere Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 1996 and December 31, 1995 and its consolidated statements of income for each of the respective three and six month periods ended June 30, 1996 and June 30, 1995 and consolidated cash flows for each of the respective six month periods ended June 30, 1996 and June 30, 1995, have been included. Certain 1995 amounts have been reclassified to conform to the current year's presentation. Interim results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1995 and its Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996.

NOTE 2.  LITIGATION AND CONTINGENCIES

 In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1996. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated net income or financial condition of the Company.

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

NOTE 3.  MERGER AGREEMENT

 On April 29, 1996, the Company and Provident Companies, Inc. ("Provident") announced they had signed a definitive merger agreement. The transaction, valued at approximately $1.2 billion, has been approved by boards of directors of both companies. Under the agreement, the Company's shareholders may elect to receive a) $26.00 per share in cash; or b) a combination of $20.00 in cash and a number of shares of Provident common stock equal to the product of $6.00 and the exchange ratio; or c) a number of shares of Provident common stock equal to the product of $26.00 and the exchange ratio.
 The exchange ratio is based on the Provident common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts. Textron, which owns approximately 83% of the Company's outstanding common shares, has agreed to support the merger. The transaction is subject to state regulatory approvals, approval of Provident and the Company's shareholders, and compliance with customary conditions. Early termination of the Hart-Scott-Rodino pre-merger notification period was received from the Federal Trade Commission.

NOTE 4.  EARNINGS PER SHARE

 A separate computation of earnings per share is made for each quarter presented and for the year to date. Accordingly, the sum of the quarterly earnings per share will not necessarily equal the earnings per share calculation for the year to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       THE PAUL REVERE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Revenues for the quarter ended June 30, 1996 were $406.1 million as compared to $377.2 million for the same period in 1995, an increase of 7.7%. Net income for the quarter ended June 30, 1996 was $22.7 million or $0.50 per share as compared to $25.4 million or $0.56 per share for the second quarter of 1995, a decrease of 10.8%. For the six months ended June 30, 1996, revenues were $789.7 million as compared to $735.5 million for the six months ended June 30, 1995, an increase of 7.4%. Net income for the six months ended June 30, 1996 was $42.5 million or $0.94 per share as compared with $42.6 million or $0.95 per share.

INCOME BEFORE INCOME TAXES

 Income before income taxes for the business segments of the Company for the three and six months ended June 30, 1996 and 1995, respectively, was as follows:


                                THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                --------------------------          -------------------------
                                1996      1995      CHANGE          1996      1995     CHANGE
                                ----      ----      ------          ----      ----     ------
                                                    (DOLLARS IN THOUSANDS)

Individual Disability
 Insurance                      $ 9,807   $22,361   ($12,554)       $22,451   $34,158   ($11,707)

Group Insurance                   6,388     4,263      2,125         10,520     9,042      1,478

Individual Life Insurance         3,742     3,408        334          9,946     6,195      3,751

Financial Products               16,440    10,563      5,877         25,287    18,994      6,293

Corporate                            15        47        (32)           213       225        (12)
                                -------   -------    -------        -------   -------     -------
                                $36,392   $40,642    ($4,250)       $68,417   $68,614     ($  197)
                                -------   -------    -------        -------   -------     -------
                                -------   -------    -------        -------   -------     -------


PREMIUMS, POLICY AND CONTRACT CHARGES AND FEES

 Premiums, policy and contract charges and fees for the business segments of the Company for the three and six months ended June 30, 1996 and 1995, respectively, were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                          THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                          --------------------------             -------------------------
                          1996      1995      CHANGE             1996      1995     CHANGE
                                               (DOLLARS IN THOUSANDS)

Individual Disability
 Insurance                $193,965   $183,421  $10,544            $390,283  $361,725  $28,558

Group Insurance             74,837     67,517    7,320             148,178   131,611   16,567

Individual Life Insurance    8,539      9,532     (993)             18,552    18,502       50

Financial Products           2,423      1,808      615               4,029     4,346     (317)

Corporate                        -          -        -                   -         -         -
                           --------  --------  -------            --------   --------  -------
                           $279,764  $262,278  $17,486            $561,042   $516,184  $44,858
                           --------  --------  -------            --------   --------  -------
                           --------  --------  -------            --------   --------  -------

INDIVIDUAL DISABILITY INSURANCE SEGMENT

 In the quarter ended June 30, 1996, the Individual Disability Insurance segment reported income before income taxes of $9.8 million, compared to $22.4 million during the comparable quarter in 1995. These results include net realized investment gains, before income taxes, of $16.9 million during the second quarter of 1996 and $10.0 million in the same period of 1995. For the six months ended June 30, 1996, the Individual Disability Insurance segment reported income before income taxes of $22.5 million, compared to $34.2 million during the comparable period in 1995. These results include net realized investment gains, before income taxes, of $19.5 million during the first six months of 1996 and $13.2 million in the same period in 1995.

 The lower second quarter earnings in 1996 are primarily related to the benefit ratio, which at 95.5% is higher than the ratio reported in the quarterly periods ended March 31, 1996 (84.0%), and June 30, 1995 (87.2%). The deterioration in the benefit ratio is primarily attributable to the Company's strengthening claim reserves for the quarter ended June 30, 1996 by $17 million. New claims and claim terminations performed at levels substantially consistent with those experienced in the first quarter of 1996 and the second quarter of 1995, however, the reserve strengthening reflects that claims trends have not improved to the levels projected at the time the reserves were originally established. United States morbidity continues to be adversely impacted by policies issued during the period between 1985 and 1989, especially in Florida and California. In addition, business issued to physicians has performed below expectations. To address the current claim environment, the Company is continuing remedial actions which include introducing new products, initiating pricing and underwriting adjustments and emphasizing claims management. It is uncertain if the adverse experience will continue or how long it will take for the remedial actions to have any effect.

 As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's reserve adequacy analysis at December 31, 1995 was predicated on the Company's anticipation of an improvement in morbidity. If the recent deterioration in morbidity experience continues, the Company would need to increase reserves and/or write-off deferred policy acquisition costs and value assigned purchased insurance in-force, and the effect thereof could be material to the Company's financial position, results of operations and liquidity. The Company will continue to monitor actual experience compared to assumptions used to estimate policyholder liabilities.
 The Company has initiated a comprehensive reserve study to be completed by the end of the current year which will consider the effect of 1996 experience on recorded reserves. This study is a complex process which will consider historical experience, secular trends and the Company's remedial actions, among other factors, to project future expectations of morbidity, persistency, interest and expenses, and use these assumptions to evaluate reserves.

GROUP INSURANCE SEGMENT

 For the three and six months ended June 30, 1996, the Group Insurance segment reported increased income before income taxes over the corresponding periods of the prior year. These results were driven by increased premium volume, particularly in the disability line of business, reflecting management's continued emphasis on this product, improved expense ratios and, in the quarter to quarter comparison, improved benefit ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

 For the quarter ended June 30, 1996, the benefit ratio for this segment improved to 72.9% from 75.4% during the corresponding period in the prior year due in part to the significant changes which have been made to the products and pricing, more aggressive underwriting and active claims management. The segment's expense ratio was 30.1% for each of the quarters ended June 30, 1996 and 1995.

 For the six months ended June 30, 1996, the segment's benefit ratio deteriorated slightly to 75.1% as compared to 74.8% for the comparable period of the prior year. The segment's expense ratio for the six months ended June 30, 1996 decreased to 29.8% from 30.2% for the comparable period of the prior year.

INDIVIDUAL LIFE INSURANCE SEGMENT

 The Individual Life Insurance segment's income before income taxes for the three and six months ended June 30, 1996 increased as compared to the same periods of 1995. These increases were primarily attributable to decreased benefits to policyholders and an improvement in expense ratios due to various initiatives implemented to reduce home office and field expenses. Additionally, results for the six months ended June 30, 1996 were positively impacted by the recording of a $1.6 million gain in U.S. dollars, before income taxes, in connection with the sale of the Company's Canadian individual life insurance portfolio to Imperial Life Assurance of Canada.

FINANCIAL PRODUCTS SEGMENT

 The increases in the Financial Products segment's income before income taxes for the three and six months ended June 30, 1996, as compared to the same periods in the prior year, are primarily attributable to higher gross margins and increased net realized investment gains. The gross margin on financial products is calculated to be the spread between investment income, including earnings on assets representing surplus, and interest credited to policyholders. The financial products' segment gross margin for the second quarter of 1996 was approximately 213 basis points which compares to an annual spread of 184 basis points for 1995 and 164 basis points for the second quarter of 1995. The gross margin for the six months ended June 30, 1996 was 211 basis points as compared to 171 basis points for the comparable period of the prior year. This segment's results were positively impacted by net realized investment gains, before income taxes, of $8.5 million during the second quarter of 1996 and $5.0 million in the same period of 1995. For the six months ended June 30, 1996, net realized investment gains, before income taxes, totaled $9.3 million, compared to $7.0 million during the same period in the prior year. Policyholder funds on deposit increased approximately $33.2 million since December 31, 1995, to $1.9 billion at June 30, 1996.

NET INVESTMENT INCOME

 Net investment income increased by $1.3 million or 1.3% for the quarter ended June 30, 1996 as compared to the same period last year, as yields remained relatively constant. Net investment income totaled $198.5 million for the six months ended June 30, 1996, an increase of $1.1 million, or 0.5% over the comparable period in the prior year. The average yield on the Company's portfolio of invested assets was 7.7% during each of the quarters ended June 30, 1996 and 1995 and 7.8% and 7.9% for the six months ended June 30, 1996 and 1995, respectively.

NET REALIZED INVESTMENT GAINS

 Net realized investment gains totaled $25.9 million and $30.1 million for the three and six months ended June 30, 1996 respectively, as compared to $15.7 million and $21.9 million during the comparable periods in the prior year. In April 1996, in connection with a previously approved commitment, Textron Inc. ("Textron") purchased 424,125 shares of its common stock from the Company. This purchase, which represented the third of four such annual installments, was made at $78.623 per share, resulting in realized investment gains to the Company of $23.3 million, before income taxes, during the second quarter of 1996. $15.5 million of these gains were allocated to the Individual Disability Insurance segment and $7.8 million were allocated to the Financial Products segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

INCOME TAXES

 Income taxes decreased for the three and six months ended June 30, 1996, as compared with the same periods last year due to the decline in pretax income.

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

 The composition of the Company's $5,228.1 million of investments was as follows:

                       INVESTMENT COMPOSITION

                                             JUNE 30, 1996
                                      (DOLLARS IN THOUSANDS)
        Available for sale:
         Fixed maturities             $4,670,235    89.3%
         Equity securities                79,968     1.5
          Short-term investments          35,486     0.7
         Mortgage loans                  332,900     6.4
         Real estate                       4,519     0.1
         Policy loans                     73,689     1.4
         Other invested assets            31,339     0.6
                                      ----------   -----
                                      $5,228,136   100.0%
                                      ----------   -----
                                      ----------   -----

 AVAILABLE FOR SALE. The fair value of fixed maturities available for sale was $4,670.2 million at June 30, 1996, or $31.0 million above the aggregate amortized cost of these securities. This compares to securities with a fair value of $4,619.8 million at December 31, 1995, which were $401.4 million above their aggregate amortized cost. At June 30, 1996, $96.2 million of fixed maturities available for sale were below investment grade. These securities represented 1.8% of the Company's total investments. This compares to $114.2 million of securities at December 31, 1995, or 2.2% of the Company's total investments.

 The fair value of equity securities was $80.0 million and $90.0 million at June 30, 1996 and December 31, 1995, respectively. Fair values of those securities exceeded cost by $31.2 million and $41.8 million at June 30, 1996 and December 31, 1995, respectively.

 The Company's largest single equity investment, 424,125 shares and 848,250 shares of the common stock of Textron at June 30, 1996 and December 31, 1995, respectively, represented $24.1 million and $37.4 million of the excess over cost at June 30, 1996 and December 31, 1995, respectively. The Company has an agreement with Textron whereby these shares are redeemable at any time, at the Company's option, at the quoted market price of Textron's registered common stock at the redemption date. The Company and Textron entered into a stock purchase agreement pursuant to which Textron is purchasing all of the shares of Textron common stock owned by the Company in four annual installments of 424,125 shares each, beginning on April 10, 1994, at a share price to be equal to the average closing price of Textron's stock over the quarter preceding each such purchase. The third of these purchases occurred as scheduled in April 1996 at $78.623 per share, resulting in realized investment gains to the Company of $23.3 million, before income taxes.

 Textron intends to repurchase the Company's remaining 424,125 shares of Textron common stock prior to the closing date of the merger agreement (see
Note 3 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q) at a price equal to the average closing price for Textron common stock over the 90-day period immediately preceding the date of such repurchase (net of taxes), or such other period not less than thirty days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


 MORTGAGE LOANS AND REAL ESTATE. The book value of the Company's mortgage loans was $332.9 million and $309.0 million, respectively, at June 30, 1996 and December 31, 1995. The book value of the Company's real estate was $4.5 million and $9.3 million, respectively, at June 30, 1996 and December 31, 1995. In light of the size of the Company's mortgage and direct real estate portfolios, adequate diversification and low level of historical losses, the Company believes its allowance for other than temporary declines in value of mortgages and real estate of $5.9 million at June 30, 1996, makes adequate provision for potential losses.

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

 The Company paid cash dividends of $0.06 per share on March 29, 1996 and June 28, 1996 to shareholders of record on March 8, 1996 and June 14, 1996, respectively.

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

 Under the terms of the bankers acceptance portion, the operating subsidiaries may invest in bankers acceptances of the bank group and may, at their sole discretion, hold such investments to maturity. As long as the Company and its subsidiaries elect to make and hold such investments, the Company is permitted to offset obligations to and from the bank group, and there is no net increase in the Company's consolidated liquidity or its consolidated debt. While individual borrowings by the Company have interim maturities of $70.4 million in 1996, the credit facility guarantees the Company the right to renew these borrowings up to the limit of the facility. In addition, under the terms of the revolving loan portion of this agreement, at June 30, 1996, the Company had outstanding borrowings of $17.2 million, including accrued interest. These borrowings are unsecured and bear interest at the Eurodollar rate.

 In addition to its multi-bank revolving credit facility, in November 1995, the Company established a $25.0 million revolving credit agreement with a single bank. Borrowings of $1.5 million including accrued interest were outstanding at June 30, 1996. These borrowings are unsecured and bear interest at the Eurodollar rate.

 The Company maintains additional lines of credit totaling $35.0 million for short-term funding of investment purchases and other short-term cash requirements against which no borrowings were outstanding at June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)


 During the quarter ended June 30, 1996, the Company sold U. S. Treasury obligations under repurchase agreements involving broker and dealer counterparties. The repurchase agreements are accounted for as financing transactions and the related obligations, together with accrued interest, have been included as securities sold under agreements to repurchase in the liability section in the accompanying consolidated balance sheet.

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

 In December 1995, the Standard and Poor's ("S & P") rating service reaffirmed the AA- (Excellent) claims-paying ability rating to the Company's primary insurance subsidiary, The Paul Revere Life Insurance Company and other insurance subsidiaries, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company. In April 1996, S & P placed these claims-paying ability ratings on CreditWatch with developing implications.

 Also in December 1995, Moody's Investors Service Inc. ("Moody's") assigned the A2 insurance financial strength rating to The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company. In April 1996, Moody's put these financial strength ratings under review for possible upgrade.

THE PAUL REVERE CORPORATION
JUNE 30, 1996


                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS
         27   Financial Data Schedule (filed electronically only)

    (B)  REPORTS ON FORM 8-K
         During the quarter ended June 30, 1996, the Company filed the following report on Form 8-K:

          Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1996, reporting, under Item 5 (Other Events) and Item 7 (Exhibits), information regarding the proposed sale to Provident Companies, Inc. of all the outstanding shares of The Paul Revere Corporation.

THE PAUL REVERE CORPORATION
JUNE 30, 1996


                                     SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Paul Revere Corporation
                                         ---------------------------
                                                 (Registrant)




Date  August 13, 1996                    /s/ James A. Hilbert
      ---------------                    ----------------------------
                                         James A. Hilbert
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                         (principal financial and accounting
                                         officer)