Form 10-Q
period 1996-09-30
REVERE PAUL CORP /MA/
filed 1996-11-14
CIK 910648

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    ______________

                                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

For the Quarterly Period Ended                    Commission File Number 1-12266
     September 30, 1996


                   OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934



                             THE PAUL REVERE CORPORATION
                (Exact name of registrant as specified in its charter)



      Massachusetts                                          04-3176707
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification no.)

18 Chestnut Street, Worcester, Massachusetts                 01608-1528
  (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (508) 799-4441



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----

The number of shares of common stock outstanding as of October 31, 1996, was 45,000,000.

                             THE PAUL REVERE CORPORATION

                                  INDEX TO FORM 10-Q

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1996 and 1995        3

          Consolidated Balance Sheets -
              September 30, 1996 and December 31, 1995                       4

          Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1996 and 1995                  5

          Notes to Consolidated Financial Statements                     6 - 7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            8 - 18


PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   19


SIGNATURES                                                                  20

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             THE PAUL REVERE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            (UNAUDITED)
                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                         1996           1995           1996           1995
                                                      ----------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Premiums, policy and contract charges and fees     $  285,912     $  269,108     $  846,954    $  785,292
   Net investment income                                 102,820         91,511        301,359       288,983
   Net realized investment gains                           9,699          7,150         39,848        29,021
                                                      ----------     ----------     ----------    -----------
Total revenues                                           398,431        367,769      1,188,161     1,103,296
                                                      ----------     ----------     ----------    -----------
Benefits, claims and expenses:
   Benefits to policyholders                             649,049        244,479      1,179,501        735,265
   Commissions and other expenses                         79,036         71,598        234,636        213,189
   Amortization of deferred costs:
      Deferred policy acquisition costs                   14,039         13,150         42,820         40,272
      Value assigned purchased insurance in force          1,752          1,386          4,091          4,660
   Goodwill amortization                                   2,070          2,070          6,210          6,210
                                                      ----------     ----------     ----------    -----------
Total benefits, claims and expenses                      745,946        332,683      1,467,258        999,596
                                                      ----------     ----------     ----------    -----------
Income (loss) before income tax expense (benefit)       (347,515)        35,086       (279,097)       103,700
Income tax expense (benefit)                            (123,324)        13,265        (97,421)        39,238
                                                      ----------     ----------     ----------    -----------
Net income (loss)                                      ($224,191)     $  21,821      ($181,676)     $  64,462
                                                      ==========     ==========     ==========    ===========
Net income (loss) per common share                      $  (4.98)       $  0.48       $  (4.04)       $  1.43
                                                      ==========     ==========     ==========    ===========
Weighted average number of common shares
   outstanding                                        45,000,000     45,000,000     45,000,000     45,000,000
                                                      ==========     ==========     ==========    ===========
Dividends paid per common share                          $  0.06        $  0.06        $  0.18        $  0.18
                                                      ==========     ==========     ==========    ===========




             See accompanying notes to consolidated financial statements.

                             THE PAUL REVERE CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1996           1995
                                                                      ------------   ------------
                                                                            (IN THOUSANDS)
                              ASSETS
Investments:
   Available for sale:
      Fixed maturities - at fair value (cost: $4,784,075
         in 1996 and $4,218,437 in 1995)                              $  4,834,596   $  4,619,841
      Equity securities - at market (cost: $35,879 in 1996
         and $28,370 in 1995)                                               42,651        32,744
      Investment in Textron common stock - at market
         (cost: $9,795 in 1996 and $19,811 in 1995)                         36,051        57,257
      Short-term investments                                                69,132        71,326
   Mortgage loans                                                          311,742       309,046
   Real estate                                                               4,001         9,291
   Policy loans                                                             73,505        73,933
   Other invested assets                                                    31,815        31,604
                                                                      ------------   ------------
Total investments                                                        5,403,493     5,205,042
Cash                                                                             -         14,970
Accrued investment income                                                   84,227         80,993
Premiums due                                                                21,851         21,396
Deferred policy acquisition costs                                          939,860        775,651
Value assigned purchased insurance in force                                 61,669         66,894
Reinsurance recoverable                                                    484,069        494,313
Goodwill, net of accumulated amortization of $97,202 in
   1996 and $90,992 in 1995                                                109,598        115,808
Property and equipment, net of accumulated depreciation of
   $70,747 in 1996 and $66,612 in 1995                                      32,839         35,386
Other assets                                                                84,884        190,031
Assets held in separate account                                             22,695         43,201
                                                                      ------------   ------------
Total assets                                                          $  7,245,185   $  7,043,685
                                                                      ============   ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                             $  1,631,641   $  1,371,297
   Unpaid claims and claim expenses                                      2,286,785      1,852,298
   Other policyholder funds                                              1,931,418      1,876,324
   Securities sold under agreements to repurchase                           53,619              -
   Notes payable                                                            21,729         38,020
   Income taxes                                                            135,996        366,094
   Other liabilities                                                       124,071        103,072
   Liabilities related to separate account                                  22,695         43,201
                                                                      ------------   ------------
Total liabilities                                                        6,207,954      5,650,306
Shareholders' equity:
   Common stock, par value $1.00 per share, 100,000,000 shares
    authorized; 45,000,000 shares issued and outstanding                    45,000         45,000
   Additional paid-in capital                                              560,134        560,134
   Securities valuation adjustment                                          30,871        197,090
   Foreign currency translation adjustment                                 (11,840)       (11,687)
   Retained earnings                                                       413,066        602,842
                                                                      ------------   ------------
Total shareholders' equity                                               1,037,231      1,393,379
                                                                      ------------   ------------
Total liabilities and shareholders' equity                            $  7,245,185   $  7,043,685
                                                                      ============   ============


             See accompanying notes to consolidated financial statements.

                             THE PAUL REVERE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (UNAUDITED)
                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1996           1995
                                                                      ------------   ------------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        ($181,676)     $  64,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Increase in future policy benefits, unpaid claims and
       other policyholder funds                                            781,498        409,222
   Amortization and depreciation                                            13,358         18,056
   Additions to deferred policy acquisition costs                         (110,538)      (132,812)
   (Decrease) increase in income tax liability                            (137,773)        37,427
   Increase (decrease) in other assets/other liabilities                    41,107        (66,269)
   Net realized investment gains                                           (39,848)       (29,021)
   (Increase) decrease in accrued investment income                         (3,245)        10,039
   Other, net                                                                 (166)           318
                                                                      ------------   ------------
Net cash provided by operating activities                                  362,717        311,422
                                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturities held to maturity:
   Proceeds from sales                                                           -          8,768
   Proceeds from maturities and calls                                            -         30,009
   Purchases                                                                     -       (146,227)
Fixed maturities, marketable equity securities and short-term investments
   available for sale:
   Proceeds from sales                                                     547,924        587,527
   Proceeds from maturities and calls                                      217,190         94,414
   Purchases                                                            (1,172,218)      (839,899)
Decrease (increase) in other, net                                            3,591        (83,998)
Decrease (increase) in policy loans, net                                       428         (3,184)
Capital expenditures                                                        (2,384)        (2,304)
                                                                      ------------   ------------
Net cash used in investing activities                                     (405,469)      (354,894)
                                                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft                                                  25,362         22,433
Dividends to shareholders                                                   (8,100)        (8,100)
Decrease in notes payable                                                  (16,500)       (10,080)
Securities sold under agreements to repurchase                              53,619              -
Receipts from interest-sensitive products                                  147,011        230,738
Return of account balances on interest-sensitive products                 (167,921)      (193,455)
                                                                      ------------   ------------
Net cash provided by financing activities                                   33,471         41,536
Effect of foreign exchange rate changes on cash                             (5,689)         1,936
                                                                      ------------   ------------
Net change in cash                                                         (14,970)             -
Cash at beginning of period                                                 14,970              -
                                                                      ------------   ------------
Cash at end of period                                                         $  -           $  -
                                                                      ============   ============


             See accompanying notes to consolidated financial statements.

THE PAUL REVERE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of The Paul Revere Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position at September 30, 1996 and December 31, 1995 and its consolidated statements of operations for each of the respective three and nine month periods ended September 30, 1996 and September 30, 1995 and consolidated cash flows for each of the respective nine month periods ended September 30, 1996 and September 30, 1995, have been included. Certain 1995 amounts have been reclassified to conform to the current year's presentation. Interim results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1995 and its Quarterly Report on Form 10-Q, for the quarters ended March 31, 1996 and June 30, 1996.

NOTE 2.  LITIGATION AND CONTINGENCIES

    In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1996. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated net income or financial condition of the Company.

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

NOTE 3.  MERGER AGREEMENT

    On April 29, 1996, the Company and Provident Companies, Inc. ("Provident") announced they had signed a definitive merger agreement. On November 6, 1996, the Company and Provident announced that they had amended and restated the merger agreement to, among other things, extend the date as of which the parties would be entitled to terminate the agreement and to adjust the exchange ratio to be used in determining the number of shares of Provident common stock that Textron Inc. ("Textron"), which owns approximately 83% of the Company's outstanding common shares, will receive in the transaction. The transaction, valued at approximately $1.2 billion, has been approved by Boards of Directors of both companies. Under the agreement, the Company's shareholders other than Textron may elect to receive a) $26.00 per share in cash; or b) a combination of $20.00 in cash and a number of shares of Provident common stock equal to the product of 6 and an exchange ratio applicable to shareholders of the Company other than Textron; or c) a number of shares of Provident common stock equal to the product of 26 and the exchange ratio applicable to shareholders of the Company other than Textron. The exchange ratio applicable to shareholders of the Company other than Textron is based on the Provident common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts. The exchange ratio applicable to Textron will be similarly determined, except that it will be subject to a lower minimum share amount. Under the merger agreement, Textron, which has agreed to support the merger, will receive for each share of Company common stock owned by it a combination of $20.00 and a number of shares of Provident common stock equal to the product of 6 and the exchange ratio applicable to Textron. The transaction remains subject to the regulatory review process relating to the joint proxy/prospectus being prepared for the required vote of the shareholders of Provident and the Company, and remains subject to the approval of the Commonwealth of Massachusetts Division of Insurance ("the Division"). The transaction is presently targeted to close early in the first quarter of 1997.

THE PAUL REVERE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE 4.  RESERVE STRENGTHENING

    As a result of a previously announced comprehensive reserve study completed in October 1996, the Company has strengthened policy and claim reserves in the individual disability insurance segment by $380.0 million, before income taxes, during the quarter ended September 30, 1996. The reserve strengthening reflects a change in the Company's long-term view of morbidity trends from an assumption of gradual improvement to one of generally level morbidity trends.

NOTE 5.  EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             THE PAUL REVERE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The net loss for the quarter ended September 30, 1996 was $224.2 million or $4.98 per share as compared to net income of $21.8 million or $0.48 per share for the third quarter of 1995. The loss was attributable to reserve strengthening of $244.3 million, after income taxes, recorded in the third quarter of 1996. Revenues for the third quarter of 1996 were $398.4 million as compared to $367.8 million for the same period in 1995, an increase of 8.3%. For the nine months ended September 30, 1996, the net loss was $181.7 million or $4.04 per share as compared to net income of $64.5 million or $1.43 per share for the nine months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 were $1,188.2 million as compared to $1,103.3 million for the nine months ended September 30, 1995, an increase of 7.7%.

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)

    Income (loss) before income tax expense (benefit) for the third quarter decreased $382.6 million to a loss of $347.5 million from income of $35.1 million for the third quarter of 1995. For the nine months ended September 30, 1996, income (loss) before income taxes decreased $382.8 million to a loss of $279.1 million from income of $103.7 million in the same period in 1995. The loss was attributable to reserve strengthening of $380.0 million, before income taxes, recorded in the third quarter of 1996. Income (loss) before income tax expense (benefit) for the business segments of the Company for the three and nine months ended September 30, 1996 and 1995, respectively, was as follows:


                                      THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                      1996           1995      CHANGE        1996            1995      CHANGE
                                    ---------      ---------    -----      ---------       --------    -----
                                                              (DOLLARS IN THOUSANDS)
Individual Disability Insurance     ($365,745)     $  14,300      NMF      ($343,294)     $  48,458      NMF

Group Insurance                         5,941          6,789    (12.5%)       16,461         15,831      4.0%

Individual Life Insurance               3,353          4,326    (22.5)        13,299         10,521     26.4

Financial Products                      8,935          9,647     (7.4)        34,222         28,641     19.5

Corporate                                   1             24    (95.8)           215            249    (13.7)
                                    ---------      ---------    -----      ---------       --------    -----
                                    ($347,515)     $  35,086      NMF      ($279,097)      $103,700      NMF
                                    =========      =========    =====      =========       ========    =====

NMF - Not meaningful


PREMIUMS, POLICY AND CONTRACT CHARGES AND FEES

    Premiums, policy and contract charges and fees for the third quarter increased $16.8 million, or 6.2%, to $285.9 million from $269.1 million for the third quarter of 1995. For the nine months ended September 30, 1996, premiums, policy and contract charges and fees increased $61.7 million, or 7.9%, to $847.0 million from $785.3 million in the same period in 1995. Premiums, policy and contract charges and fees for the business segments of the Company for the three and nine months ended September 30, 1996 and 1995, respectively, were as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                      THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                      1996           1995      CHANGE        1996            1995      CHANGE
                                    ---------      ---------    -----      ---------       --------    -----
                                                              (DOLLARS IN THOUSANDS)
Individual Disability Insurance      $199,112       $187,953      5.9%      $589,395       $549,678      7.2%

Group Insurance                        76,400         68,526     11.5        224,578        200,137     12.2

Individual Life Insurance               8,572          9,403     (8.8)        27,124         27,905     (2.8)

Financial Products                      1,828          3,226    (43.3)         5,857          7,572    (22.6)

Corporate                                   -              -        -              -              -        -
                                    ---------      ---------    -----      ---------       --------    -----
                                     $285,912       $269,108      6.2%      $846,954       $785,292      7.9%
                                    =========      =========    =====      =========       ========    =====


INDIVIDUAL DISABILITY INSURANCE SEGMENT

    The Company's individual disability insurance segment reported a loss before income taxes of $343.3 million for the nine months ended September 30, 1996 as compared to income before income taxes of $48.5 million during the comparable period of the prior year. This loss was attributable to reserve strengthening of $380.0 million, before income taxes, recorded in the third quarter of 1996. The reserve strengthening recorded was prompted by the results of a previously announced comprehensive reserve study completed in October 1996.

    INDIVIDUAL DISABILITY INSURANCE RESERVES - GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES.   Under GAAP, a liability for future policy benefits relating to individual disability insurance policies is established when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid and related expenses less the present value of future net premiums, is estimated using actuarial methods that include assumptions, such as expected investment yields, morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation, and other societal and economic factors), lapse rates, expenses and margins for adverse deviation and future profits, applicable at the time the insurance contracts are made. Individual disability insurance policies are complex long-term contracts with typical effective terms of 30 years or more, depending upon the age of the insured at the time of issue. As such, the effort required to establish and support the original set of reserve assumptions (i.e., those established when the policy is issued) is extensive.

    GAAP requires that original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits unless a premium deficiency exists. However, actual experience with respect to investment yields, morbidity, lapse rates or expenses may indicate that the recorded contract liabilities are not sufficient. In such circumstances, a reserve study is conducted to determine the extent, if any, of the premium deficiency and whether the original assumptions should be changed, or "unlocked."

    In a reserve study, current best estimates as to future experience with regard to investment yields, morbidity, lapse rates and expenses are used to determine if reserves currently held plus the present value of future cash inflows are projected to be sufficient to meet the present value of future cash outflows and the amortization of deferred policy acquisition costs. The effort required to support a change in reserve assumptions is at least as extensive and comprehensive as the process to establish the original assumptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    If a premium deficiency exists, GAAP requires that it be recorded as a reduction in unamortized deferred acquisition costs and value assigned purchased insurance business in force or an increase in the liability for future policy benefits. Future changes in the liability are then based on the revised assumptions. A premium deficiency reserve represents a provision for the present value of future losses, and therefore, no premium deficiency should be recorded currently if it would result in creating future income.

    Claim reserves are established for future payments not yet due on claims already incurred. These reserves are based on the estimated ultimate cost of settling the claims and the rate of interest used to discount future claim payments. The ultimate cost of the adjudication process is primarily affected by the rate of recovery, which depends on inflation, other societal and economic factors and the effectiveness of the claim adjudication process. The assumptions are based upon past experience adjusted for current trends, and any other factors that would modify past experience. Changes in estimates of claim costs resulting from the continuous review process and differences between estimates and payments for claims are recognized in income during the period in which the estimates are changed or payments are made.

    THE COMPANY'S RESERVE PRACTICES. The Company has traditionally maintained two separate lines of business within the individual disability insurance segment, the core individual disability insurance line of business (which generated 1995 premiums of $711.0 million) and the excess-risk reinsurance line of business (which generated 1995 premiums of $28.0 million). The core line of business includes products sold through a brokerage system, the Company's own career agency system and its National Accounts program.

    On an ongoing basis, actual and originally expected experience are compared and an assessment is made regarding the continued appropriateness of the underlying policy and claim reserve assumptions. As a result of this ongoing analysis, the Company commenced a comprehensive reserve study in the fourth quarter of 1995. The study, which was completed in late January 1996, resulted in a $59 million reserve strengthening in the Company's excess-risk line of business which was reflected in the Company's financial statements for the period ended December 31, 1995.

    Consistent with its practice of ongoing analysis, the Company considered the deteriorating morbidity experience in 1996, as compared to the assumptions used in the 1995 study. Based on this ongoing analysis, the Company determined in June 1996 to update the comprehensive reserve study using detailed experience data through June 30, 1996, and considering experience and trends during the third quarter of 1996 and, if necessary, the fourth quarter of 1996.

    The core individual disability insurance line's results have been severely affected by a higher incidence of new claims and lower claim recovery rates on policies issued from 1985 through 1989. In addition, business in the core line issued to physicians has performed below expectations. The quarterly benefit ratios (benefits divided by premiums earned) for the core disability insurance line of business were as follows for 1993, 1994 and 1995:

              DISABILITY INSURANCE LINE BENEFIT RATIOS 1993-1995
             1993                    1994                    1995
     Q1    Q2    Q3    Q4    Q1    Q2    Q3    Q4    Q1    Q2    Q3*   Q4
    ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
    70.9  74.3  71.9  70.9  70.9  77.5  84.1  88.6  88.0  85.3  78.9  78.4

    * During the third quarter of 1995, the Company entered into a reinsurance agreement providing for the coinsurance of certain individual disability claims. Under the agreement, effective July 1, 1995, 80% of the Company's liability on United States claims open as of June 30, 1995 with dates of disability prior to July 1, 1993 was reinsured with an unaffiliated reinsurer on a quota share basis. This transaction results in reducing both benefit expense and investment income for the policies and related assets affected by the reinsurance agreement beginning in the third quarter of 1995. The effect for the third quarter of 1995 was to reduce the benefit ratio by 4 points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    Excess-risk reinsurance includes business assumed from other insurers relating to individual, non-cancellable disability insurance products issued by them, including coinsurance, extended elimination period and yearly renewable term. The underlying products in this line of business are designed, distributed and administered by other companies. The quarterly benefit ratios (benefits divided by premiums earned) for the excess-risk reinsurance line of business were as follows for 1993, 1994 and 1995:

           EXCESS RISK REINSURANCE LINE BENEFIT RATIOS 1993-1995
           1993                    1994                      1995
   Q1    Q2   Q3   Q4      Q1    Q2    Q3    Q4      Q1    Q2    Q3*   Q4
  ----- ---- ---- -----   ----- ----- ----- -----   ----- ----- ----- -----
  107.8 48.4 88.0 126.6   201.2 172.1 112.3 178.3   124.7 137.3 187.1 169.4*

*  Exclusive of $59 million of reserve strengthening.

    The Company conducted a comprehensive reserve study as of December 31, 1995 of both its excess-risk reinsurance and its core disability lines of business. As a result of the 1995 reserve study, the Company concluded that a $59 million reserve strengthening adjustment was warranted in the excess-risk reinsurance line of business and that no reserve adjustments were warranted in the core individual disability insurance line of business. At December 31, 1995 these conclusions were based upon the following factors:

    - The Company's assessment that the morbidity experience for the excess-risk line of business would continue to perform worse than originally expected at the time the reserves were established.

    - The Company's belief that the improving morbidity trend on a quarter-by-quarter basis of the core individual disability line of business experienced during 1995 would continue into the future, but at a more modest level. This was predicated on (i) extensive measures undertaken by the Company, including more restrictive product provisions and underwriting practices implemented during the period 1990-1995, (ii) improvements in claims management processes and staffing and (iii) the Company's belief that changes in economic factors affecting physician experience would cause that experience to improve.

    - The Company's view that reinvestment yields would generally be more reflective of current portfolio yields.

    - The Company's expectation that it would continue to realize economies of scale and productivity enhancements.

    During the first quarter of 1996, in connection with the potential sale of the Company, Textron retained the actuarial consulting firm of Milliman & Robertson, Inc. ("M&R") to serve as Textron's actuarial advisor. In this capacity, M&R was requested to prepare an appraisal of the Company's business, evaluate the Company's reserving practices, identify potential issues which might be raised by prospective buyers and generally assist Textron in the course of negotiating the transaction. M&R summarized its work for Textron in a report dated April 23, 1996, which included an estimate of a reserve deficiency on a GAAP basis with respect to the Company's disability business of $110 million as of December 31, 1995. (This figure excludes the present value of projected overhead costs of $54 million which, in accordance with GAAP, are excluded in determining reserve deficiencies. Overhead costs are general corporate costs not attributable to policy acquisition, maintenance or claims adjudication.) The Company was aware of M&R's work and reconciled M&R's results to the Company's 1995 comprehensive reserve study. The principal differences between the Company's 1995 study, which produced an estimated reserve sufficiency of $252 million, and the M&R analysis resulted from differing views regarding future trends in morbidity (a difference of $334 million) and interest rates (a difference of $50 million), partially offset by more favorable expense levels (a difference of $22 million). These differences resulted primarily from differing judgments regarding the following factors:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    - M&R generally assumed that morbidity in the foreseeable future would be level with that experienced during 1995. The Company assumed that the gradual quarter-by-quarter improvement experienced in 1995 would continue into the foreseeable future, but at a more modest level. Factors that the Company utilized in developing its assumptions included (i) that experience for business issued in 1985-1989 would begin to improve and (ii) that the extensive measures undertaken by the Company, including more restrictive product provisions and underwriting practices implemented during the period 1990-1995, and improvements in claims management processes and staffing, had a positive effect contributing to the quarter-by-quarter trend in 1995 and that this would continue into the foreseeable future. Additionally, the Company believed that physician experience would gradually improve as a result of an improvement in physicians' outlook with respect to their professional prospects, which previously had been adversely affected by the federal healthcare reform initiatives and the move toward managed care and industry consolidation.

    - While both M&R and the Company assumed an investment strategy consistent with the Company's historical investment policy, M&R assumed a net new investment rate of a level 6.9% while the Company assumed a new investment rate which increased from 7% to 8% over ten years. M&R assumed a beginning portfolio yield of 7.85% and the Company assumed a beginning portfolio yield of 8.25%.

    -    M&R assumed slightly lower expenses as compared to the Company.

    Based on its analysis of the results of M&R's work, the Company concluded that its views regarding the future trends in morbidity, expense levels and interest rates continued to be reasonable and that the results of its 1995 reserve study continued to be appropriate. Although M&R's judgments, primarily as to future morbidity, were different from those of the Company, the M&R study was based on the same historical morbidity experience and utilized the same projection methodology as employed by the Company. As a result, the Company determined that it was not appropriate to initiate a new reserve study and unlock the original reserve assumptions. However, the Company determined that it would continue to closely monitor morbidity and interest experience, as well as other factors.

    In connection with the pending merger of the Company with a wholly-owned subsidiary of Provident ("the merger"), Provident retained the actuarial consulting firm of Tillinghast - Towers Perrin ("Tillinghast") to assist Provident's management in its due diligence investigation of the Company and to develop information to assist Provident in refining its bid and enhancing its negotiating position. On April 28, 1996, Tillinghast presented its conclusions to the Provident Board of Directors, based upon its review of information provided by the Company to Provident during due diligence as well as Provident's independently derived assumptions about future experience, which conclusions included Tillinghast's estimate that the Company's statutory reserves should be increased by approximately $161 million. Provident has informed the Company that Tillinghast's conclusions concerning statutory reserves assumed that such conclusions would be used by Provident as a basis for developing GAAP benefit reserves in Provident's GAAP PRO FORMA financials to be included in the Joint Proxy Statement/Prospectus of the Company and Provident to be delivered to the companies' respective shareholders in connection with the merger. See "Liquidity and Capital Resources section". Tillinghast noted for the Provident Board of Directors that it relied upon financial information as of December 31, 1995 furnished by the Company without independent verification, that the work was developed using a limited amount of data and that a more complete analysis could change its conclusions and that its estimate was not intended to be a GAAP valuation of the Company's reserves. The Company subsequently became aware of Tillinghast's conclusions, but was not provided sufficient information to understand the assumptions or methodologies employed by Tillinghast in arriving at its conclusions, which would be necessary for the Company to make an informed evaluation of the reasonableness of Tillinghast's conclusions. For these reasons, the Company could not utilize Tillinghast's conclusions regarding the Company's statutory reserves in determining the reasonableness of the reserves recorded for GAAP reporting purposes.

    During the first two quarters of 1996, the Company experienced a deterioration in core individual disability insurance benefit ratios (88.2% for the six months ended June 30, 1996, and 82.7% and 93.9% for the first and second quarters, respectively), in contrast with quarter-by-quarter improvements in benefit ratios experienced in 1995 and with the assumed improvement in benefit ratios anticipated in the 1995 reserve study.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    The Company closely monitored this morbidity experience and carefully considered its potential impact on reserve adequacy in connection with the preparation of both the first and second quarter financial statements. The Company considered, among other factors: (i) the long-term nature of this product; (ii) the results of the 1995 reserve study completed in January 1996; (iii) the volatility of recent quarterly results and the difficulty of predicting future morbidity trends therefrom; (iv) the impact of the pending merger on the effectiveness of the claims operation and implementation of the extensive measures undertaken by the Company, including more restrictive product provisions and underwriting practices implemented during the period 1990-1995, and improvements in claims management processes and staffing; and
(v) the impact of the addition of 1996 business to the block of business being analyzed. After considering the foregoing and the recent experience with respect to benefit ratios, the Company did not believe that the first six months' results were conclusive enough to warrant an adjustment to the long-term trends encompassed in the Company's 1995 comprehensive reserve study completed in January 1996.

    Although the Company concluded that the reserves at June 30, 1996 were fairly stated, the deterioration in morbidity experience in 1996, due primarily to lower than expected claim recovery rates, led to a determination by the Company in June 1996 to initiate a comprehensive reserve study to consider the effect of experience through September 30, 1996 on recorded reserves. As a result of the interrelationship of the morbidity assumptions underlying both the claim and policy reserves, the comprehensive reserve study would consider both policy and claim reserves.

    The Company completed the comprehensive reserve study in October 1996. The continued adverse morbidity experience of the core individual disability insurance line of business through the end of the third quarter of 1996 led the Company to revise its outlook for morbidity trends in the future from those which were used in the 1995 study, particularly with respect to business issued to physicians and business underwritten from 1985 through 1989.

    As a result of the 1996 comprehensive reserve study, the Company has strengthened policy and claim reserves by $380 million. The differences between the 1995 reserve study, which produced a reserve sufficiency of $252 million, and the 1996 reserve study, which produced a reserve deficiency of $380 million, include $577 million derived from a change in the morbidity assumptions, $48 million derived from a change in the interest rate assumptions and an aggregate of $7 million from changes in other assumptions. The change in morbidity assumptions, including claim recovery rates, resulted in revised estimates of future benefit ratios for the core individual disability insurance line of business. The 1995 study assumptions resulted in a future benefit ratio in the first year (i.e., 1996) of 78.9% and the 1996 study assumptions resulted in a future benefit ratio in the first year (i.e., 1997) of 84.9%. The 1995 study also differed from the 1996 study in that it resulted in an approximate 2.4% compound annual rate of improvement in benefit ratios for the first nine years after the first year, after adjustment for interest (a continuation of the improving trend in benefit ratios actually experienced in 1995), while the 1996 study resulted in relatively flat benefit ratios for the first nine years after the first year, after adjustment for interest. Both the 1995 and 1996 reserve studies assumed gradual, moderate improvement after ten years. The 1995 study also assumed claim recovery rates at levels experienced on the average for the past four years which anticipated improved recovery rates relative to the most recently observed experience. The 1996 study eliminated this anticipated improvement, giving greater weight to experience in the past year.

    Following is a summary of the most significant factors considered by the Company in determining to change its morbidity assumptions:

    - Through the end of the third quarter of 1996, despite the 1995-1996 claims management initiatives, there had been a general deterioration in claim recovery rates.

    - Through the end of the third quarter of 1996, physician experience and experience for policies issued in 1985-1989 deteriorated rather than improved as assumed in the 1995 comprehensive reserve study.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    This additional experience is reflected in the 1996 study, which assumes generally level morbidity experience, in contrast to the 1995 study, which assumed moderate improvement in morbidity. These revised assumptions as to future trends are based upon the fact that uncertainties regarding changes in the healthcare industry and physician prospects continue in the near-term, and that the Company's claims management initiatives have not materially decreased claim recovery rates.

    The 1995 study assumed a beginning portfolio yield of 8.25% and a new investment rate which increased from 7% to 8% over ten years, while the 1996 study assumed a beginning portfolio yield of 7.8% and a new investment rate of a level 7.8%.

    In August 1996, the Company engaged M&R to provide assistance in its actuarial studies, including the analysis of the adequacy of the Company's benefit and claim reserves with respect to its individual disability business. M&R concluded in its actuarial report dated November 6, 1996, that the net individual disability reserves of $2.2 billion reported by the Company at September 30, 1996, which reflect a reserve strengthening adjustment of $380 million, were adequate. M&R's actuarial report dated November 6, 1996, which contains numerous explanations and limitations, must be read in its entirety to be understood and relied upon. This report may be obtained upon request from the Clerk of the Company.

    While the Company believes that, after the reserve strengthening referred to above, its policy and claim reserves are adequate, there can be no assurance that the Company's reserves will be sufficient to fund future liabilities in all circumstances. The establishment of insurance reserves requires making assumptions relating to expected investment yields, morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation, and other societal and economic factors), lapse rates, expenses and margins for adverse deviation and future profits, applicable at the time the insurance contracts are made. These estimates are made when the policy is issued or when a claim is incurred or subsequent to recognition of a premium deficiency, based on the facts and circumstances then known. Because of the long-term nature of these products and the significance of the assumptions selected, reserve estimates are highly sensitive to slight changes in reserve assumptions. For example, if the Company assumed an increase of five percentage points in projected benefit ratios each year into the future, a decrease of 100 basis points in assumed new investment rate or an increase of five percent in future expenses, then the required reserve strengthening would be increased by $229 million, $50 million or $22 million, respectively.

    Although the Company believes the assumptions which form the basis of the 1996 reserve study are reasonable, there can be no assurance that actual experience will conform to these assumptions. The Company believes it is highly probable that actual experience will differ from that assumed. If actual experience develops on a less favorable basis than that assumed, reserve deficiencies will result and additional reserve strengthening may be necessary. If actual experience develops on a more favorable basis than that assumed, reserve sufficiencies will result.

GROUP INSURANCE SEGMENT

    For the three months ended September 30, 1996, the Group Insurance segment reported income before income taxes of $5.9 million, a 12.5% decrease as compared to $6.8 million in the third quarter of 1995, primarily attributable to an elevated benefit ratio in the segment's non-disability line of business. The group disability line of business benefit ratio improved to 76.0% during the quarter ended September 30, 1996 as compared to 78.1% during the comparable quarter of 1995. Sales within the group disability line improved 26.8% to $13.2 million in the third quarter of 1996, from $10.4 million in the third quarter of 1995.

    For the nine months ended September 30, 1996, the segment reported income before income taxes of $16.5 million, a 4.0% increase over the corresponding period of the prior year. These results were driven by increased premium volume, particularly in the disability line of business, reflecting management's continued emphasis on this product, and improved benefit ratios and higher net realized investment gains. Premiums during the period increased $24.4 million or 12.2% over the comparable period of the prior year. The group disability benefit ratio was 77.0% for the nine months ended September 30, 1996 as compared to 76.4% for the comparable period of the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

INDIVIDUAL LIFE INSURANCE SEGMENT

    The Individual Life Insurance segment income before income taxes for the three months ended September 30, 1996 was lower than in the same period of 1995, while higher in the nine month period to period comparison. The decrease for the quarter is primarily attributable to lower net realized investment gains, partially offset by reduced benefits to policyholders. Net realized investment gains decreased 84.7% during the quarter, to $0.2 million as compared to $1.6 million in the same period in 1995. Premiums and policy charges totaled $8.6 million for the quarter ended September 30, 1996, as compared to $9.4 million in the comparable period of the prior year, a decrease of 8.8%.

    For the nine month period ended September 30, 1996, income before income taxes increased $2.8 million to $13.3 million as compared to $10.5 million during the comparable period of the prior year. This increase is primarily attributable to decreased benefits to policyholders partially offset by a combination of decreased premiums and policy charges and net realized investment gains. Premiums and policy charges decreased 2.8% to $27.1 million, as compared to $27.9 million in the comparable period of the prior year.

FINANCIAL PRODUCTS SEGMENT

    The increases in the Financial Products segment's income before income taxes (excluding the $2.0 million impact in 1995, of exercising a liquidation option of the insurance contract underlying the home office employees pension plan) for the three and nine months ended September 30, 1996, as compared to the same periods in the prior year are primarily attributable to higher gross margins and increased net realized investment gains.

    The gross margin on financial products is calculated to be the spread between investment income, including earnings on assets representing surplus, and interest credited to policyholders. The Financial Products segment gross margin for the third quarter of 1996 was approximately 198 basis points which compares to an annual spread of 184 basis points for 1995 and 190 basis points for the third quarter of 1995. The gross margin for the nine months ended September 30, 1996 was 206 basis points as compared to 180 basis points for the comparable period of the prior year. This segment's results were positively impacted by net realized investment gains, before income taxes, of $1.6 million during the third quarter of 1996 and $0.6 million in the same period of 1995. For the nine months ended September 30, 1996, net realized investment gains, before income taxes, totaled $11.0 million, compared to $7.6 million during the same period in the prior year. Policyholder funds on deposit increased approximately $55.1 million since December 31, 1995, to $1.9 billion at September 30, 1996.

CORPORATE SEGMENT

    The Corporate segment is utilized to segregate investment income generated by the holding company.

NET INVESTMENT INCOME

    Net investment income increased 12.4% and 4.3%, respectively, during the three and nine month periods ended September 30, 1996 as compared to the same period last year, as the growth in invested assets more than offset declining portfolio yields. Net investment income totaled $102.8 million and $91.5 million, respectively, for the three months ended September 30, 1996 and 1995 and $301.4 million and $289.0 million, respectively for the nine months ended September 30, 1996 and 1995. The average yield on the Company's portfolio of invested assets was 7.7% and 7.8% for the quarters ended September 30, 1996 and 1995, respectively and 7.8% and 7.8% for the nine months ended September 30, 1996 and 1995, respectively.

NET REALIZED INVESTMENT GAINS

    Net realized investment gains were $2.5 million and $10.8 million higher for the three and nine months ended September 30, 1996 respectively, as compared to the comparable periods in the prior year. In April 1996, in connection with a previously approved commitment, Textron Inc. ("Textron") purchased 424,125 shares of its common stock from the Company. This purchase, which represented the third of four such annual installments, was made at $78.623 per share, resulting in realized investment gains to the Company of $23.3 million, before

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

income taxes, during the second quarter of 1996. $15.5 million of these gains were allocated to the Individual Disability Insurance segment and $7.8 million were allocated to the Financial Products segment.

INCOME TAXES

    Income taxes decreased for the three and nine months ended September 30, 1996, as compared with the comparable period in the prior year in accordance with corresponding decreases in pretax income.

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

    The composition of the Company's $5,403.5 million of investments was as follows:

                                INVESTMENT COMPOSITION

                                                   SEPTEMBER 30, 1996
                                                 ----------------------
                                                 (DOLLARS IN THOUSANDS)

             Available for sale:
                Fixed maturities                  $4,834,596     89.5%
                Equity securities                     78,702      1.4
                Short-term investments                69,132      1.3
             Mortgage loans                          311,742      5.8
             Real estate                               4,001      0.1
             Policy loans                             73,505      1.3
             Other invested assets                    31,815      0.6
                                                  ----------    ------
                                                  $5,403,493    100.0%
                                                  ==========    ======


    AVAILABLE FOR SALE. The fair value of fixed maturities available for sale was $4,834.6 million at September 30, 1996, or $50.5 million above the aggregate cost of these securities. This compares to securities with a fair value of $4,619.8 million at December 31, 1995, which were $401.4 million above their aggregate amortized cost. At September 30, 1996, $80.8 million of fixed maturities available for sale were below investment grade. These securities represented 1.5% of the Company's total investments. This compares to $114.2 million of securities at December 31, 1995, or 2.2% of the Company's total investments.

    The fair value of equity securities was $78.7 million and $90.0 million at September 30, 1996 and December 31, 1995, respectively. Fair values of those securities exceeded cost by $33.0 million and $41.8 million at September 30, 1996 and December 31, 1995, respectively.

    The Company's largest single equity investment, 424,125 shares and 848,250 shares of the common stock of Textron at September 30, 1996 and December 31, 1995, respectively, represented $26.3 million and $37.4 million of the excess over cost at September 30, 1996 and December 31, 1995, respectively. The Company has an agreement with Textron whereby these shares are redeemable at any time, at the Company's option, at the quoted market price of Textron's registered common stock at the redemption date. The Company and Textron entered into a stock purchase agreement pursuant to which Textron is purchasing all of the shares of Textron common stock owned by the Company in four annual installments of 424,125 shares each, beginning on April 10, 1994, at a share price to be equal to the average closing price of Textron's stock over the quarter preceding each such purchase. As discussed above, the third of these purchases occurred as scheduled in April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


    MORTGAGE LOANS AND REAL ESTATE. The book value of the Company's mortgage loans was $311.7 million and $309.0 million, respectively, at September 30, 1996 and December 31, 1995. The book value of the Company's real estate was $4.0 million and $9.3 million, respectively, at September 30, 1996 and December 31, 1995. The Company believes its allowance for other than temporary declines in value of mortgages and real estate of $3.7 million at September 30, 1996, makes adequate provision for potential losses.

LIQUIDITY AND CAPITAL RESOURCES

    HOLDING COMPANY STRUCTURE. The Paul Revere Corporation is a holding company the principal asset of which is the common stock of The Paul Revere Life Insurance Company ("PRL"), which in turn owns all the common stock of The Paul Revere Protective Life Insurance Company ("PRP") and The Paul Revere Variable Annuity Insurance Company ("PRV").

    As a holding company, the Company's principal source of cash needed to meet its obligations and to pay dividends is the receipt of dividends from PRL (a Massachusetts-domiciled insurance company). The maximum annual dividend which PRL is permitted to pay without the prior approval of the Massachusetts Insurance Commissioner is the greater of (a) 10% of PRL's surplus to policyholders as of the thirty-first day of December next preceding or (b) PRL's statutory net gain from operations for the twelve-month period ending the thirty-first day of December next preceding. Legislation enacted in Massachusetts during 1993 further provides that any dividend not paid out of earned surplus be made only with prior approval of the Massachusetts Insurance Commissioner. Up to $37.6 million is available for the payment of dividends by PRL without regulatory approval in 1996. No dividend payments have been made by PRL during the nine months ended September 30, 1996.

    The Company paid cash dividends of $0.06 per share on March 29, 1996, June 28, 1996 and September 30, 1996 to shareholders of record on March 8, 1996, June 14, 1996 and September 13, 1996, respectively.

    CAPITAL ADEQUACY. During 1995 and 1996, the Division conducted a quadrennial examination of PRL and PRV for the period ended December 31, 1994. In connection with this examination, as well as in consideration of the Company's 1995 comprehensive study of its statutory reserves, PRL and PRP strengthened their individual disability statutory reserves by a combined total of $35 million and reflected this strengthening in the annual statutory financial statements for the year ended December 31, 1995. During the third quarter of 1996, the Company initiated a comprehensive study of the adequacy of its individual disability statutory reserves to consider experience through September 30, 1996. The Division has determined to update its quadrennial examination of PRL and PRV to review the results of the statutory reserve study. The statutory reserve study, and consequently the Division's review, has not yet been completed. In connection with the merger, Textron has agreed to provide additional capital to the Company prior to the effective time of the merger, based on a final determination of the required levels of the Company's statutory reserves, subject to certain limits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    Under the terms of the bankers acceptance portion, the operating subsidiaries may invest in bankers acceptances of the bank group and may, at their sole discretion, hold such investments to maturity. As long as the Company and its subsidiaries elect to make and hold such investments, the Company is permitted to offset obligations to and from the bank group, and there is no net increase in the Company's consolidated liquidity or its consolidated debt. While individual borrowings by the Company have interim maturities of $75.1 million in 1997, the credit facility guarantees the Company the right to renew these borrowings up to the limit of the facility. In addition, under the terms of the revolving loan portion of this agreement, at September 30, 1996, the Company had outstanding borrowings of $17.2 million, including accrued interest. These borrowings are unsecured and bear interest at the Eurodollar rate.

    In addition to its multi-bank revolving credit facility, in November 1995, the Company established a $25.0 million revolving credit agreement with a single bank. Borrowings of $4.5 million including accrued interest were outstanding at September 30, 1996. These borrowings are unsecured and bear interest at the Eurodollar rate.

    The Company maintains additional lines of credit totaling $35.0 million for short-term funding of investment purchases and other short-term cash requirements against which no borrowings were outstanding at September 30, 1996.

    During the nine months ended September 30, 1996, the Company sold U. S. Treasury obligations under repurchase agreements involving broker and dealer counterparties. The repurchase agreements are accounted for as financing transactions and the related obligations, together with accrued interest, have been included as securities sold under agreements to repurchase in the liability section in the accompanying consolidated balance sheet.

    Principal sources of funds at the insurance companies are premiums and policy charges and deposits on interest-sensitive insurance policies and annuities, net investment income and proceeds from investments sold, called or matured. Given The Paul Revere Life Insurance Company's historically adequate cash flow, management of the Company believes that the cash flow from operating activities will continue to provide sufficient liquidity for the operations of both the insurance companies and the holding company, so that the Company will be able to meet its obligations and pay dividends to its shareholders. The ability of the Company to pay its operating expenses, meet debt service obligations and pay dividends in future years will depend upon the availability to the Company of sufficient funds from its subsidiary insurance companies.

RATINGS

    In March 1996, the A. M. Best Company rating service reaffirmed the A (Excellent) rating for the Company's primary insurance subsidiary, The Paul Revere Life Insurance Company and other insurance subsidiaries, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company.

    In November 1996, the Standard and Poor's ("S & P") rating service lowered the claims-paying ability rating for the Company's primary insurance subsidiary, The Paul Revere Life Insurance Company and other insurance subsidiaries, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company from AA- to A+. Additionally, these claims-paying ability ratings have been placed on CreditWatch with negative implications.

    Also in December 1995, Moody's Investors Service Inc. ("Moody's") assigned the A2 insurance financial strength rating to The Paul Revere Life Insurance Company, The Paul Revere Variable Annuity Insurance Company and The Paul Revere Protective Life Insurance Company. In April 1996, Moody's put these financial strength ratings under review for possible upgrade.

THE PAUL REVERE CORPORATION
SEPTEMBER 30, 1996

                             PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27    Financial Data Schedule (filed electronically only)

         (B)  REPORTS ON FORM 8-K
              The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1996.

THE PAUL REVERE CORPORATION
SEPTEMBER 30, 1996


                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The Paul Revere Corporation
                                            ---------------------------
                                                  (Registrant)




Date     November 13, 1996                  ---------------------------
         -----------------                  James A. Hilbert
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer
                                            (principal financial and accounting
                                            officer)